Form 10-K
period 2007-12-31
STRUCTURED PRODUCTS CORP CORTS TR FOR U S WEST COMM DEBENTUR
filed 2008-03-26
CIK 1283456

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                               Commission File Number:
    December 31, 2007                                            001-32107

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

                        Yes  X(1)        No ___

______________________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

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

         99.2      Annual Compliance Report by Trustee.


(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:


               1. Trustee's Distribution Statement for the May 15, 2007 Distribution Date filed on Form 8-K on May 29, 2007.

               2. Trustee's Distribution Statement for the November 15, 2007 Distribution Date filed on Form 8-K on November
                     19, 2007.



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

                                 Structured Products Corp., as depositor for the Trusts (the "Registrant")



Dated:  March 18, 2008                        By: /s/ John W. Dickey
                                              ----------------------
                                              Name:    John W. Dickey
                                              Title:   Authorized Signatory

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


                                                   By:    /s/ John W. Dickey
                                                   -------------------------
                                                   Name:   John W. Dickey
                                                   Title:  Authorized Signatory
                                                   Date:   March 18, 2008

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust For U S West Communications Debentures, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2007 (the "Annual Report"), certifies as follows:

1.       The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                     /s/ Janet P. O'Hara
                                            -----------------------------------
                                            Name:    Janet P. O'Hara
                                            Title:   Assistant Vice President
                                            Date:    March 18, 2008

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